Form 10QSB
period 2000-09-30
VANITY ENTERPRISES INC
filed 2000-10-12
CIK 1109344

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2000

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

Class                                                         Outstanding at
                                                          September 30, 2000
Common Stock, par value $0.001                                     5,000,000

                        ITEM 1.  FINANCIAL STATEMENTS

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                                   ASSETS

                                                            September 30,
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
                                                                ===========

The accompanying notes are an integral part of these financial statements

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             September 30,
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
                                                                -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred stock, $.001 par value
     Authorized 5,000,000 shares
     Issued and outstanding at
     September 30, 2000-None                                    $         0

     Common stock, par value $.001
     Authorized 20,000,000 shares
     issued and outstanding at
     September 30, 2000-5,000,000 shares                         $    5,000

     Additional paid in Capital                                           0

     Deficit accumulated during
     the development stage                                          (6,105)
                                                                -----------
  TOTAL STOCKHOLDERS' EQUITY                                  $     (1,105)
                                                                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $          0
                                                                  =========

The accompanying notes are an integral part of these financial statements

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2000
                                 (Unaudited)



                                                            September 30,
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
                                                                  =========

The accompanying notes are an integral part of these financial statements

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                             September 30, 2000
                                 (Unaudited)

                                                   Additional     Accumu-
                                Common Stock        Paid-in        lated
                               Shares    Amount     capital       Deficit
                            ---------- --------  ------------ -------------
Balance,
January 1, 2000              5,000,000    5,000  $          0 $          0

Net loss ended
September 30, 2000                   0        0             0      (6,105)
                           -----------  -------  ------------ -------------
Balance,
September 30, 2000           5,000,000    5,000    $        0 $    (6,105)
                           ===========  =======  ============ =============


The accompanying notes are an integral part of these financial statements

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2000
                                 (Unaudited)


                                                             September 30,
                                                                 2000
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
                                                                 =========

The accompanying notes are an integral part of these financial statements

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000

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

                           VANITY ENTERPRISES, INC
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2000

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


Dated:    October 12, 2000