Form 10KSB
period 2001-12-31
VANITY ENTERPRISES INC
filed 2002-03-28
CIK 1109344

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2001

                      Commission file number 000-30169

                          VANITY ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                            88-0453329
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1850 E. Flamingo Rd., #111
Las Vegas, NV                                     89119
(Address of principal executive offices)          (zip code)

                Issuer's Telephone Number:    (702) 866-5839

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

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2001, was 6,454,360 shares, held by approximately 1 stockholder.

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

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us.

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

     During the past three years, we have issued securities which were not registered as follows:

                                              NUMBER OF
DATE                         NAME              SHARES       CONSIDERATION
March 3, 2000          Anthony N. DeMint      5,000,000      $5,000 (1)
January 1, 2001        Anthony N. DeMint      1,405,000      $1,405 (2)
April 1, 2001          Anthony N. DeMint       22,060          $22 (2)
July 1, 2001           Anthony N. DeMint       13,240          $13 (2)
October 1, 2001        Anthony N. DeMint       14,060          $14 (2)
________

(1) Mr. DeMint is our sole director, controlling stockholder and president. Shares issued to Mr. DeMint were in return for services provided to us by Mr. DeMint, in lieu of cash. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

(2) Shares issued to Mr. DeMint were conversions of debt to equity for monies advanced by Mr. DeMint. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

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

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-7 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.
PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer is as follows:

       Name                  Age    Positions and Offices Held
       Anthony N. DeMint     28     President, Secretary, Director

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

     Anthony N. DeMint acts as President, Secretary, Treasurer and Director for the Company. Mr. DeMint has served as an officer and Director of the Company since inception. Mr. DeMint is also sole officer and Director of Tac Asset Corp., Rub Investments Limited, Your Domain.Com, Nothing Corp., Accessory Specialists Incorporated, SAVEYOUTIME.COM, Inc., Calif Acquisitions, Inc., Euro Technology Outfitters, Interbank Capital Corp., INC., Fun For You, Inc., Take A Ride, Inc., Tell-A-Tale Incorporated, Too Late Financial Corporation and YFC 355 Corp which are also blank check companies. Since 1994, Mr. DeMint has been a business consultant and has served on the board of directors and as an officer for several private and public companies. Mr. DeMint currently serves as President and as a Director of Securities Law Institute, a securities consulting firm. From 1997-1998, Mr. DeMint was Vice President of operations and a Director for Worldwide Golf Resources, Inc. From 1995-1997, Mr. DeMint was Chief Operating Officer, Treasurer and a Director of a publicly held import and wholesale company, Cutty-Fleet Trading Co., where he managed day-to-day operations. Mr. DeMint attended Business and Economics school at the University of Nevada Las Vegas. Mr. DeMint is an affiliate of Sperry Young & Stoecklein.

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

Tac Asset Corp.             10SB12G 000-29355 07 Feb 00     No

Rub Investments Limited     10SB12G 000-29315 03 Feb 00     No

Your Domain.com             10SB12G 000-29317 03 Feb 00     No

Nothing Corp.               10SB12G 000-29399 08 Feb 00     No

Accessory Specialists Inc.  10SB12G 000-29353 07 Feb 00     No

SAVEYOUTIME.COM, Inc.       10SB12G 000-30085 23 Mar 00     No

Fun For You, Inc.           10SB12G 000-30055 22 Mar 20     No

Calif Acquisitions, Inc.    10SB12G 000-29345 04 Feb 00     No

Euro Technology Outfitters  10SB12G 000-30009 23 Mar 00     No

Interbank Capital Corp      10SB12G 000-30067 23 Mar 00     No

Take A Ride, Inc.           10SB12G 000-30113 27 Mar 00     No

Tell-A-Tale Incorporated    10SB12G 000-30131 28 Mar 00     No

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                        Amount of
Name and Address                        Beneficial           Percent of
Of Beneficial Owner                     Ownership         Outstanding Stock
Anthony N. DeMint                       6,454,360               100%
1850 E. Flamingo Rd., #111
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)                              6,454,360               100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 3, 2000, the Company issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $5,000 in services. The shares were deemed to have been issued pursuant to an exemption provided by

Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On January 1, 2001 the Company issued an officer of the Company 1,405,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,405. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001 the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
3(i)* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
3(ii)* By-Laws  filed  as an exhibit to the Company's registration  statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
4.1* Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
4.2* Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
11** Statement of Per share earnings as shown in Note 2 number 2 on page F-6 of December 31, 2001 audit filed herewith.
23**   Consent of Accountants
_____
*    Previously filed
**   Filed herewith

(b) There was 1 Form 8-K filed by the Company during the year ended December 31, 2001.
          1) Form 8-K Filed on May 2, 2001

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

Dated:    March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Anthony DeMint
Anthony N. DeMint        Director            March 27, 2002

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-7

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                             702.362.0540 fax

                        INDEPENDENT AUDITOR'S REPORT

March 27, 2002
Board of Directors
Vanity Enterprises, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Vanity Enterprises, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, December 31, 2000, and the period March 3, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanity Enterprises, Inc. (A Development Stage Company) as of December 31, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, December 31, 2000, and the period March 3, 2000 (Date of Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.

/s/ G. Brad Beckstead
G. Brad Beckstead, CPA

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)


                                BALANCE SHEET

                                   ASSETS

                                                     For the Year Ended
                                                        December 31,
                                                    2001           2000
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #6)                    $          0   $      1,105
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0          1,105
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,454,360 and 5,000,000 issued and
   outstanding at December 31, 2001 and 2000            6,454          5,000

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,454)        (6,105)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0        (1,105)
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)


                           STATEMENT OF OPERATIONS

                                                               March 3, 2000
                                  For the Year   For the Year  (Inception) to
                                     Ended      Ended December  December 31,
                                  December 31,     31, 2000         2001
                                      2001
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                            349            6,105          6,454
                                  -----------      -----------    -----------
TOTAL EXPENSES                            349            6,105          6,454
                                  -----------      -----------    -----------
NET (LOSS)                        $     (349)      $   (6,105)    $   (6,454)
                                  ===========      ===========    ===========
Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,454,360        5,000,000      6,454,360
                                  ===========      ===========    ===========

  The accompanying notes are an integral part of these financial statements

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Deficit
                                                   accumulated
                                        Additional   during        Total
                        Common Stock     paid-in   development Stockholders'
                      Shares    Amount   Capital      stage        Equity
                      --------- ------  ---------  ----------  -------------
March 3, 2000
issued for services   5,000,000 $5,000   $       0  $        0  $       5,000

Net loss, March
3, 2000 (inception)
to December 31, 2000                                   (6,105)        (6,105)
                      --------- ------   ---------  ----------  -------------
Balance,
December 31, 2000     5,000,000  5,000           0     (6,105)        (1,105)

January 1, 2001
Issued for Debt       1,405,000  1,405           0                      1,405

April 1, 2001
Issued for Debt          22,060     22           0                         22

July 1, 2001
Issued for Debt          13,240     13           0                         13

October 1, 2001
Issued for Debt          14,060     14           0                         14

Net loss
December 31, 2001                                        (349)          (349)
                      ---=----- ------   ---------  ----------  -------------
Balance
December 31, 2001     6,454,360 $6,454   $       0  $  (6,454)  $           0
                      ========= ======   =========  ==========  =============

  The accompanying notes are an integral part of these financial statements

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                                                                 March 3,
                                      For the    For the Year      2000
                                    Year Ended       Ended      (Inception)
                                     December    December 31,   to December
                                     31, 2001        2000        31, 2001
Cash Flows from
Operating Activities:
  Net (loss)                          $   (349)    $   (6,105)   $   (6,454)
  Stock issued for services                   0          5,000         5,000
  Stock issued to convert debt to
equity                                    1,454              0         1,454

Changes in assets and
Liabilities:
  Officers Advances                     (1,105)          1,105             0
                                    -----------    -----------   -----------
Net cash (used) in
operating activities                          0              0             0

Cash Flows from
Investing Activities:                         0              0             0
                                    -----------    -----------   -----------

Cash Flows from
Financing Activities                          0              0             0
                                    -----------    -----------   -----------
Net increase in cash                          0              0             0

Cash,
beginning of period                           0              0             0
                                    -----------    -----------   -----------
Cash,
end of period                       $         0    $         0   $         0
                                    ===========    ===========   ===========
Supplemental Disclosure
 Interest Paid                      $         0    $         0   $         0
                                    ===========    ===========   ===========
 Taxes Paid                         $         0    $         0   $         0
                                    ===========    ===========   ===========
Non-Cash Transactions
 Number of Shares
  issued for services                         0      5,000,000     5,000,000
                                    ===========    ===========   ===========
Number of Shares issued
 To convert debt to equity            1,454,360              0     1,454,360
                                    ===========    ===========   ===========

  The accompanying notes are an integral part of these financial statements

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

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

NOTE 3 - STOCKHOLDERS EQUITY
     On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock for services of $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On January 1, 2001 the Company issued an officer of the Company 1,405,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,405. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2001

NOTE 3 - STOCKHOLDERS EQUITY (CONTINUED)
     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001 the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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