Form 10QSB
period 2003-03-31
VANITY ENTERPRISES INC
filed 2003-05-13
CIK 1109344

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2003

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

1850 E. Flamingo Rd., Suite 111
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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at March 31, 2003
Common Stock, par value $0.001                     6,604,370


                        ITEM 1.  FINANCIAL STATEMENTS

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                  March 31,    December 31,
                                                    2003           2002
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #7)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $0.001 par value,
   authorized 20,000,000 shares;
   6,604,370 and 6,604,370 issued and
   outstanding at 3/31/03 and 12/31/03                  6,604          6,604

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,604)        (6,604)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                March 3, 2000
                                                               (Inception) to
                                  Three Months  Three Months   March 31, 2003
                                  Ended March  Ended March 31,
                                    31, 2003        2002
INCOME
Revenue                           $         0      $         0    $         0
                                  -----------      -----------    -----------
EXPENSE
General and
Administrative                              0                0          6,604
                                  -----------      -----------    -----------
TOTAL EXPENSES                              0                0          6,604
                                  -----------      -----------    -----------
NET (LOSS)                        $         0      $         0    $   (6,604)
                                  ===========      ===========    ===========
Weighted average
number of common
shares outstanding                  6,604,370        6,454,360      6,604,370
                                  ===========      ===========    ===========

Net Loss
Per Weighted Share                $     (.00)      $     (.00)    $     (.00)
                                  ===========      ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                 March 3,
                                       Three     Three Months      2000
                                      Months      Ended March   (Inception)
                                    Ended March    31, 2002    to March 31,
                                     31, 2003                      2003
Cash Flows from
Operating Activities:
  Net (loss)                        $         0    $         0  $   (6,604)
  Stock Issued for services                   0              0        5,000
  Issuance of stock to
   Convert debt to equity                     0              0        1,604

Changes in assets and
Liabilities:
  Officers Advances                           0              0            0
                                    -----------    -----------  -----------
Net cash (used) in
operating activities                          0              0            0

Cash Flows from
Investing Activities:
  Organization Costs                          0              0            0
                                   ------------    -----------  -----------
  Net Cash (used) in
  Investing activities                        0              0            0

Cash Flows from
Financing Activities                          0              0            0
                                    -----------    -----------  -----------
Net increase in cash                          0              0            0

Cash beginning of period                      0              0            0
                                    -----------    -----------  -----------
Cash end of period                  $         0    $         0  $         0
                                    ===========    ===========  ===========
Supplemental Disclosure
  Interest paid                     $         0    $         0  $         0
                                    ===========    ===========  ===========
  Taxes paid                        $         0    $         0  $         0
                                    ===========    ===========  ===========
 Non-cash transactions:
  Number of shares issued
     For services                             0              0    5,000,000
                                    ===========    ===========  ===========
  Number of shares issued
     To convert debt to equity                0              0    1,604,370
                                    ===========    ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2003

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

NOTE 3 - STOCKHOLDERS EQUITY

     On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock to an officer of the Company for services of $5,000. The shares were deemed to have been issued pursuant to an exemption provided by
Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2003

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

     The Company neither owns or leases any real or personal property. Office services are provided without charge by the officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                          VANITY ENTERPRISES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2003

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company neither owns or leases any real or personal property. Office services are provided without charge by the officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE 7 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, the officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These advances have been converted to equity.

ITEM 2.   PLAN OF OPERATION

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

     Our Officer and Director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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


                         VANITY ENTERPRISES, INC.


                         By: /s/ Anthony DeMint
                              Anthony N. DeMint, President


Dated:    May 12, 2003

                                CERTIFICATION

I, Anthony DeMint, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vanity Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


/s/ Anthony DeMint
Anthony N. DeMint, President and
Chief Accounting Officer

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