Form 10QSB
period 2004-06-30
VANITY ENTERPRISES INC
filed 2004-07-29
CIK 1109344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                                      Outstanding at June 30, 2004

Common Stock, par value $0.001                                                 8,404,370

ITEM 1. FINANCIAL STATEMENTS

VANITY ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2004	December 31, 2003
CURRENT ASSETS	$ 0	$ 0

TOTAL CURRENT ASSETS	0	0

OTHER ASSETS	0	0

TOTAL OTHER ASSETS	0	0

	$ 0	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officer Advances (Note #4)	$ 0	$ 0

TOTAL CURRENT LIABILITIES		0

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value
authorized 5,000,000 shares;
None issued and Outstanding	0	0

Common stock, $0.001 par value,
authorized 20,000,000 shares;
8,404,370 and 7,404,370 issued and
outstanding at 6/30/04 and 12/31/03	8,404	7,404

Additional paid-in capital	0	0

(Deficit) accumulated during
development stage	(8,404)	(7,404)

TOTAL STOCKHOLDER'S EQUITY	0	0

	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

VANITY ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		March 3, 2000 (Inception) to June 30,
	2004	2003	2004	2003	2004
INCOME
Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative	250	600	1,000	600	8,404

TOTAL EXPENSES	250	600	1,000	600	8,404

NET (LOSS)	$ (250)	$ (600)	$ (1,000)	$ (600)	$ (8,404)

Net Loss
Per Weighted Share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average
number of common
shares outstanding	8,404,370	7,204,370	8,404,370	7,204,370

The accompanying notes are an integral part of these financial statements.

VANITY ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		March 3, 2000 (Inception) to June 30,
	2004	2003	2004
Cash Flows from
Operating Activities:
Net (loss)	$ (1,000)	$ (600)	$ (8,404)
Stock Issued for services	0	0	5,000
Issuance of stock to
Convert debt to equity	1,000	600	3,404

Changes in assets and
Liabilities:
Officers Advances	0	0	0

Net cash (used) in
operating activities	0	0	0

Cash Flows from
Investing Activities:
Organization Costs	0	0	0

Net Cash (used) in
Investing activities	0	0	0

Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0

Cash beginning of period	0	0	0

Cash end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest paid	$ 0	$ 0	$ 0

Taxes paid	$ 0	$ 0	$ 0

Non-cash transactions:
Number of shares issued
For services	0	0	5,000,000

Number of shares issued
To convert debt to equity	1,000,000	600,000	3,404,370

The accompanying notes are an integral part of these financial statements.

VANITY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended June 30, 2004 of $(8,404). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

VANITY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

NOTE 3 - STOCKHOLDERS EQUITY

On June 15, 2004, the Company issued an officer of the Company 1,000,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

NOTE 5 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, the officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These advances will be converted to equity. The balance of advanced funds at June 30, 2004 is $0.

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

Dated: July 28, 2004

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