Form 10QSB
period 2005-09-30
VANITY ENTERPRISES INC
filed 2005-11-04
CIK 1109344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X       No

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 9,654,370 shares.

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

Vanity Enterprises, Inc.

(a development stage company)

Statements of Operations

For the Three and Nine Months Ending September 30, 2005 and 2004

And For the Period March 3, 2000 (Inception) to September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Expenses:
General and administrative expenses	—	250	750	1,250	9,654
Total expenses	—	250	750	1,250	9,654

Net (loss)	$—	$(250)	$(750)	$(1,250)	$(9,654)

Weighted average number of common shares outstanding – basic and fully diluted	9,548,206	8,654,370	9,548,206	8,654,370

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Vanity Enterprises, Inc.

(a development stage company)

Statements of Cash Flows

For the Nine Months Ending September 30, 2005 and 2004

And For the Period March 3, 2000 (Inception) to September 30, 2005

	Nine Months Ended September 30,		March 3, 2000 (Inception) to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net (loss)	$(750)	$(1,250)	$(9,654)
Stock issued for services	—	—	5,000
Conversion of debt to equity	1,000	1,250	4,654
Changes in assets and liabilities
Note payable – related party	(250)	—	—
Net cash (used) by operating activities	—	—	—

Cash flows from investing activities:
Organization costs	—	—	—
Net Cash (used) in Investing activities	—	—	—

Net (decrease) increase in cash	—	—	—
Cash -beginning	—	—	—
Cash - ending	$—	$—	$—

Supplemental disclosure
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Number of shares issued for services	—	—	5,000,000
Number of shares issued to convert debt to equity	1,000,000	1,250,000	4,654,370

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended September 30, 2005 of $9,654. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

VANITY ENTERPRISES, INC.

By:/s/ Anthony DeMint

Anthony N. DeMint, President

Dated:	November 1, 2005