Form 10KSB
period 2005-12-31
VANITY ENTERPRISES INC
filed 2006-03-16
CIK 1109344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Issuer's Telephone Number:(702) 866-5839

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $0.00

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2005, was 9,654,370 shares, held by 1 stockholder.

Transitional Small Business Disclosure Format (check one): Yes              No      X

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

Management is seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements; history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, or trades; name identification; and
•	other relevant factors.

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

There is currently one stockholder of our outstanding common stock.

During the past three years, we have issued securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
April 28, 2003	Anthony N. DeMint	500,000	$500 (1)
June 17, 2003	Anthony N. DeMint	100,000	$100 (1)
September 29, 2003	Anthony N. DeMint	100,000	$100 (1)
December 31, 2003	Anthony N. DeMint	100,000	$100 (1)
June 15, 2004	Anthony N. DeMint	1,000,000	$1,000 (1)
September 29, 2004	Anthony N. DeMint	250,000	$250 (1)
January 14, 2005	Anthony N. DeMint	250,000	$250 (1)
February 16, 2005	Anthony N. DeMint	750,000	$750 (1)

________

(1)          Shares issued to Mr. DeMint were conversions of debt to equity for monies advanced by Mr. DeMint. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933.

ITEM 6.	PLAN OF OPERATION

We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 12(g) thereof. We file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 16, 2005, we filed a Form 8-K disclosing the resignation of Beckstead and Watts, LLP as our Independent Accountant effective February 12, 2005.

We appointed Weaver and Martin, as the Registrant's independent accountants for the year ending December 31, 2005. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors. Weaver and Martin was engaged by us on May 16, 2005. During the most recent two fiscal years and during the portion of 2005 preceding our Board's decision, neither us, nor anyone engaged on our behalf, has consulted with Weaver and Martin regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The reports of Beckstead and Watts, LLP on our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Beckstead and Watts, LLP’s issuance of going concern opinions on the financial statements for the fiscal years ending December 31, 2004 and 2003. From April 1, 1999 (inception) through February 12, 2004, when Beckstead and Watts, LLP resigned as our independent accountant, there were no disagreements between us and Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead and Watts, LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead and Watts, LLP, as our independent accountant.

ITEM 8A.	CONTROLS AND PROCEDURES

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

ITEM 8B.	OTHER INFORMATION

NONE

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Director and Officer is as follows:

Name	Age	Positions and Offices Held
Anthony N. DeMint	32	President, Secretary, Treasurer, Director

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

Anthony N. DeMint acts as President, Secretary, Treasurer and Director for the Company. Mr. DeMint has served as an officer and Director of the Company since inception. Mr. DeMint is also sole officer and Director of Tac Asset Corp., Your Domain.Com, Nothing Corp., Accessory Specialists Incorporated, Take A Ride, Inc., Calif Acquisitions, Inc., Tell-A-Tale Incorporated, Too Late Financial Corporation, Interbank Capital Corp., Independent Asset Management Corp. and YFC 355 Corp which are also blank check companies. Since 1997, Mr. DeMint has been president and managing director of the Securities Law Institute, a federal securities consulting firm. As the managing director of Securities Law Institute, Mr. DeMint has assisted numerous companies in strategic corporate structuring, merger and acquisition planning, and early round pre-financing guidance. Mr. DeMint also serves as CEO/President and a Director of DaVinci-Franklin Fund I, LLC and DaVinci-Franklin Capital, private venture capital companies. In addition, Mr. DeMint has served as an officer and director for several public and private corporations. Mr. DeMint holds a B.A. Degree in Economics from the University of Nevada Las Vegas. Further, Mr. DeMint currently holds a North American Securities Administrators Association (NASAA) Series 63 license.

CURRENT BLANK CHECK COMPANIES

The SEC reporting blank check companies that Anthony DeMint serves or has served as President and Director are listed in the following table:

Incorporation Name	Form Type	File #	Date of Filing	Status (l)
Intercontinental Capital Fund, Inc.	10SB12G	000-27931	04 Nov 99	Merger (2a)

Tele Special.Com	10SB12G	000-28207	19 Nov 99	Merger (2b)

Navitec Group Inc.	10SB12G	000-28225	22 Nov 99	Merger (2c)

Royal Acquisitions, Inc.	10SB12G	000-28713	30 Dec 99	Merger (2d)

LifePlan	10SB12G	000-29033	08 Jan 00	Merger (2e)

Central America Fuel Technology, Inc.	10SB12G	000-28697	29 Dec 99	Merger (2f)

Scientific Fuel Technology, Inc.	10SB12G	000-28685	28 Dec 99	Merger (2g)

TourPro Golf, Inc.	10SB12G	000-28569	20 Dec 99	Merger (2h)

J.S.J. Capital Corp,	10SB12G	000-29165	26 Jan 00	Merger (2i)

Euro Technology Outfitters	10SB12G	000-30009	20 Mar 00	Merger (2j)

SAVEYOUTIME.COM, INC.	10SB12G	000-30085	23 Mar 00	Merger (2k)

Rub Investments Limited	10SB12G	000-29315	03 Feb 00	Merger(2l)

J.S.J. Capital II, Inc.	10SB12G	000-29189	27 Jan 00	Sold (3)

One Move Entertainment, Inc.	10SB12G	000-30055	22 Mar 00	(4)

Independent Asset Management Corp.	10SB12G	000-29451	11 Feb 00	(5)

Tac Asset Corp.	10SB12G	000-29355	07 Feb 00	No

Your Domain.com	10SB12G	000-29317	03 Feb 00	No

Nothing Corp.	10SB12G	000-29399	08 Feb 00	No

Accessory Specialists Incorporated	10SB12G	000-29353	07 Feb 00	No

Take A Ride, Inc.	10SB12G	000-30113	27 Mar 00	No

Calif Acquisitions, Inc.	10SB12G	000-29345	04 Feb 00	No

Tell-A-Tale, Incorporated	10SB12G	000-30131	28 Mar 00	No

Too Late Financial Corporation	10SB12G	000-30149	29 Mar 00	No

Interbank Capital Corp.	10SB12G	000-30167	23 Mar 00	No

YFC 355 Corp	10SB12G	000-30201	03 Apr 00	No

(1)          Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2)

(2a) In January 2000 Intercontinental Capital Fund, Inc. merged with Desert Health Products, Inc. (“DHP”) whereby DHP was the surviving corporation and Intercontinental Capital Fund ceased to exist. DHP was formed to develop dietary supplement products from natural plant extracts. At the time of the merger DHP was focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to treat a variety of diseases and physical conditions. Pursuant to the Plan of Merger, DHP issued 400,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 5,000,000 shares of Intercontinental Capital Fund Common Stock. DHP paid $100,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of DHP.

(2b) In January 2000 Tele Special.Com merged with International Brands, Inc. (“INBR”) whereby INBR was the surviving corporation and Tele Special.Com ceased to exist. At the time of the merger INBR was a holding company for various Internet related companies. Pursuant to the Plan of Merger, INBR issued 25,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 5,000,000 shares of Tele Special.Com Common Stock. INBR paid $150,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of INBR.

(2c) In February 2000 Navitec Group, Inc. merged with Worldnet Resources Group, Inc. (“WRGI”) whereby WRGI was the surviving corporation and Navitec Group, Inc. ceased to exist. At the time of the merger WRGI was a holding company for various Internet related companies. Pursuant to the Plan of Merger, WRGI issued 2,083 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 5,000,000 shares of Navitec Group Common Stock. WRGI paid $150,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of WRGI.

(2d) In March 2000 Royal Acquisitions, Inc. merged with zebramart.Com, Inc. (“ZMRT”) whereby ZMRT was the surviving corporation and Royal Acquisitions, Inc. ceased to exist. Pursuant to the Plan of Merger, ZMRT issued 2,000,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 5,000,000 shares of Royal Acquisitions, Inc. Common Stock. ZMRT paid $200,000 in cash to SY&S, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger.

(2e) In March 2000 LifePlan merged with HIV-VAC, INC. (“HIVC”) whereby HIVC was the surviving corporation and LifePlan ceased to exist. Pursuant to the Plan of Merger, HIVC issued 100,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 10,000,000 shares of LifePlan Common Stock. Mr. DeMint currently is a non-affiliated stockholder of HIVC.

(2f) In March 2000 Central America Fuel Technology, Inc. merged with Presidents Telecom, Inc. (“PRTE”) whereby PRTE was the surviving corporation and Central America Fuel Technology, Inc. ceased to exist. At the time of the merger PRTE established satellite communications world wide to Costa Rican companies. Pursuant to the Plan of Merger, PRTE issued 5,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 10,000,000 shares of Central America Fuel Technology, Inc. Common Stock. Mr. DeMint currently is a non-affiliated stockholder of PRTE.

(2g) In March 2000 Scientific Fuel Technology, Inc. merged with Vertical Computers Systems, Inc. (“VCSY”) whereby Vertical Computers Systems, Inc. was the surviving successor corporation and Scientific Fuel Technology, Inc. ceased to exist. At the time of the merger VCSY was a multi-lingual portal and Internet solutions provider for foreign countries, developing nations and regions of the world where access and content is limited. Pursuant to the Plan of Merger, VCSY issued 2,000,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 10,000,000 shares of Scientific Fuel Technology, Inc. Common Stock.

(2h) In March 2000 TourPro Golf, Inc. merged with Mirage Computers, Inc. whereby Mirage Computers, Inc. n/k/a Mega Micro Technologies Group. (“MMTG”) was the surviving successor corporation and TourPro Golf, Inc. ceased to exist. At the time of the merger Mirage was in the business of acquiring and developing a group of synergistic technology related companies, which will share customer databases, administration and marketing costs. Pursuant to the Plan of Merger, MMTG issued 150,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 4,800,000 shares of TourPro Golf, Inc. Common Stock. Mr. DeMint currently is a non-affiliated stockholder of MMTG.

(2i) In April 2000 J.S.J. Capital Corp. merged with High Speed Net Solutions, Inc. (“HSNS”) whereby HSNS was the surviving successor corporation and J.S.J. Capital Corp. Inc. ceased to exist. At the time of the merger HSNS was in the business of delivering audio, video and graphics content and advertising over the Internet. Pursuant to the Plan of Merger, HSNS issued 50,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint’s 672,000 shares of J.S.J. Capital Corp. Common Stock.

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

On August 21, 2002, Anthony N. DeMint, Petrol’s sole Officer and Director, appointed Paul Branagan as a director of the Company and subsequently resigned, leaving Mr. Branagan as the Company’s sole director. Following his appointment, Mr. Branagan elected himself as the sole officer of the Company. Further, concurrent with his resignation, Mr. DeMint tendered 5,826,240 shares of Petrol Oil and Gas, Inc. stock back to the Company for cancellation.

(2k) On April 10 2003, Saveyoutime.com, Inc. (“SCI”) completed a Merger with Hesperia Holding Corp. (“Hesperia”) wherein, (i) SCI issued 10,415,845 shares of common stock, in a 1:1 exchange, for 100% of the Hesperia issued and outstanding, and (ii) SCI changed its name to Hesperia Holdings, Inc. and qualified to do business in California. Hesperia was formed in July 2002, as a California corporation and is a holding company for its subsidiary, Hesperia Truss, which is in the business of designing and building prefabricated wood trusses. Additionally, pursuant to the Agreement and Plan of Merger, Anthony N. DeMint the sole stockholder of SCI canceled 6,454,370 shares leaving 50,000 shares of SCI issued and outstanding. Post Merger closing, there was a total of 10,465,845 shares issued and outstanding.

(2l) On May 30, 2005, Rub Investments Limited (“RUB”) completed a Merger with ISSG, Inc. (“ISSG”) wherein, (i) RUB issued 10,583,546 shares of common stock, in a 1:1 exchange, for 100% of the ISSG issued and outstanding, and (ii) Rub changed its name to ISSG, Inc. ISSG was formed on June 2, 2005, as a Delaware corporation which has developed a new and revolutionary hot water dispensing system that will brew one fresh cup of coffee, tea, hot chocolate, soup, etc. on demand. The appliance features a rotating cylinder with six (6) individual compartments, each with its own permanent filter. Pursuant to the terms of the acquisition, ISSG issued 150,000 shares of restricted common stock to Anthony N. DeMint the sole stockholder of RUB and all of the issued and outstanding shares of RUB were cancelled.

(3)          In May 2000 Anthony DeMint acquired 672,000 shares of J.S.J. Capital II, Inc. for $175,000 in cash.

In July 2000 Anthony DeMint resigned as sole Officer and Director of J.S.J. Capital II, Inc. and sold 100% of his shares in the Company for $175,000.

(4)          On February 25, 2005 Jeffrey F. Speakman was appointed to the Board of Directors. Concurrently, Anthony N. DeMint resigned as a Director, President, Secretary and Treasurer and Mr. Speakman was appointed the sole officer.

(5)          On August 1, 2005, Anthony N. DeMint was appointed to the Board of Directors of Independent Asset Management Corp. Concurrently, Debra K. Amigone resigned as a Director, President, Secretary and Treasurer and Mr. DeMint was appointed the sole officer and is currently the sole Director.

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

The terms of business combination may include such terms as Mr. DeMint remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Mr. DeMint is a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. DeMint for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. DeMint would directly benefit from such employment or payment. Such benefits may influence Mr. DeMint’s choice of a target company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that during the year ended 2004 all forms 3 and 4 were filed on a timely basis.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
3.	Compliance with applicable governmental laws, rules and regulations;
4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5.	Accountability for adherence to the code.

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

The following table sets forth, as of December 31, 2005, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address Of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Anthony N. DeMint	9,654,370	100%
770 E. Warm Springs Rd., #250
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)	9,654,370	100%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 28, 2003, the Company issued Mr. DeMint 500,000 shares of its $.001 par value common stock for conversion of debt to equity of $500. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On June 17, 2003, the Company issued Mr. DeMint 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On September 29, 2003, the Company issued Mr. DeMint 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On December 31, 2003, the Company issued Mr. DeMint 100,000 shares of its $.001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On June 15, 2004, the Company issued Mr. DeMint 1,000,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

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

On February 16, 2005, the Company issued Mr. DeMint 750,000 shares of its $.001 par value common stock for conversion of debt to equity of $750. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving a public offering.”

ITEM 13.	EXHIBITS

3(i)*	Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
3(ii)*	By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
4.1*	Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
4.2*	Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 31, 2000, and incorporated herein by reference.
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

 **Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year 2005 were $1,750.

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 were $1,500.

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

VANITY ENTERPRISES, INC.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Anthony N. DeMint
Anthony N. DeMint	President, Secretary,	March 13, 2006
Treasurer, Chief
Accounting Officer,
And Director

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS' REPORTS	F-1 – F-2

BALANCE SHEETS	F-3

STATEMENT OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS' EQUITY	F-5

STATEMENT OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 – F-11

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Your Domain.com (A Development Stage Company)

We have audited the accompanying balance sheet of Vanity Enterprises, Inc. (A Development Stage Company) as of December 31, 2005 and the related statements of operations, shareholders’ deficit, and cash flows for the period from March 3, 2000 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanity Enterprises, Inc. (A Development Stage Company) as of December 31, 2005 and the results of its operations and cash flows for the period from March 3, 2000 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri

February 16, 2006

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Vanity Enterprises, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanity Enterprises, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

Henderson, NV

January 28, 2005

Vanity Enterprises, Inc.

(a development stage company)

Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$ -	$ -
Total current assets	-	-

	$ -	$ -

Liabilities and Stockholders’ Equity
Current liabilities	$ -	$ 250

Stockholders’ Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-	-

Common stock, $.001 par value, 20,000,000 shares authorized; 9,654,370 and 8,654,370 shares issued and outstanding as of December 31, 2005 and 2004, respectively	9,654	8,654

Additional paid in capital	1,750	-

(Deficit) accumulated during development stage	(11,404)	(8,904)
	-	(250)

	$ -	$ -

The accompanying notes are an integral part of these financial statements

Vanity Enterprises, Inc.

(a development stage company)

Statements of Operations

For the Twelve Months Ending December 31, 2005 and 2004

And For the Period March 3, 2000 (Inception) to December 31, 2005

	For the Years Ended December 31,		March 3, 2000 (Inception) to December 31, 2005
	2005	2004

Revenue	$ -	$ -	$ -

Expenses:
General and Administrative	2,500	1,500	11,404
Total Expenses	2,500	1,500	11,404

Net (loss)	$ (2,500)	$ (1,500)	$ (11,404)

Weighted average number of common shares outstanding – basic and fully diluted	9,548,206	8,012,293

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements

Vanity Enterprises, Inc.

(a development stage company)

Statements of Changes in Stockholders’ Equity

	Common Stock Shares Amount		Additional paid-in Capital	(Deficit) accumulated during development stage	Total Stockholders’ Equity
March 3, 2000 issued for services	5,000,000	$5,000	$ -	$ -	$ 5,000

Net (loss), March 3, 2000 (inception) to December 31, 2000				(6,105)	(6,105)
Balance December 31, 2000	5,000,000	5,000	-	(6,105)	(1,105)

January 1, 2001 Shares Issued for Debt	1,405,000	1,405	-		1,405
April 1, 2001 Shares Issued for Debt	22,060	22	-		22
July 1, 2001 Shares Issued for Debt	13,240	13	-		13
October 1, 2001 Shares Issued for Debt	14,060	14	-		14

Net (loss) December 31, 2001				(349)	(349)
Balance December 31, 2001	6,454,360	6,454	-	(6,454)	0

April 1, 2002 Shares Issued for Debt	21,880	22	-		22
September 30, 2002 Shares Issued for Debt	28,130	28	-		28
December 31, 2002 Shares Issued for Debt	100,000	100	-		100

Net (loss) December 31, 2002				(150)	(150)
Balance December 31, 2002	6,604,370	6,604	-	(6,604)	0

April 28, 2003 Shares Issued for Debt	500,000	500	-	0	500
June 17, 2003 Shares Issued for Debt	100,000	100	-	0	100
September 29, 2003 Share Issued for Debt	100,000	100	-	0	100
December 31, 2003 Shares Issued for Debt	100,000	100	-		100

Net (loss) December 31, 2003				(800)	(800)
Balance December 31, 2003	7,404,370	7,404	-	(7,404)	0

June 15, 2004 Shares Issued for Debt	1,000,000	1,000	-	0	1,000
September 29, 2004 Share Issued for Debt	250,000	250	-	0	250

Net (loss) December 31, 2004				(1,500)	(1,500)
Balance December 31, 2004	8,654,370	8,654	-	(8,904)	(250)

January 14, 2005 Shares issued for debt	250,000	250	-	-	250
February 16, 2005 Shares issued for debt	750,000	750	-	-	750
December 31, 2005 Donated capital	-	-	1,750	-	1,750

Net (loss) December 31, 2005	-	-	-	(2,500)	(2,500)
Balance December 31, 2005	9,654,370	$ 9,654	$ 1,750	$ (11,404)	$ -

The accompanying notes are an integral part of these financial statements

Vanity Enterprises, Inc.

(a development stage company)

Statements of Cash Flows

For the Twelve Months Ending December 31, 2005 and 2004

And For the Period March 3, 2000 (Inception) to December 31, 2005

	For the Years Ended December 31,		March 3, 2000 (Inception) to December 31, 2005
	2005	2004
Cash flows from operating activities:
Net (loss)	$ (2,500)	$ (1,500)	$ (11,404)
Amortization	-	-	-
Stock issued for services	-	-	5,000
Conversion of debt to equity	1,000	1,250	4,654
Changes in assets and liabilities
Note payable – related party	(250)	250	-
Net cash (used) by operating activities	(1,750)	-	(1,750)

Cash flows from investing activities:
Organization costs	-	-	-
Donated capital	1,750	-	1,750
Net Cash (used) in Investing activities	1,750	-	1,750

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	1,000,000	1,250,000	4,654,370

The accompanying notes are an integral part of these financial statements

Vanity Enterprises, Inc.

(a development stage company)

Notes

Note 1 – Significant accounting policies and procedures

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

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was 9,548,206 and 8,012,293 for the years ended December 31, 2005 and 2004, respectively.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended December 31, 2005.

Research and Development Costs

Research and development costs are charged to expense when incurred rather than recorded as inventory, component of overhead, or otherwise capitalized. Depreciation expense related to such capitalized costs should be considered research and development costs.

Vanity Enterprises, Inc.

(a development stage company)

Notes

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $11,404 for the period from inception to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Income taxes

For the period ended December 31, 2005 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $11,404 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2020.

The components of the Company’s deferred tax asset are as follows:

Vanity Enterprises, Inc.

(a development stage company)

Notes

	As of December 31,	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 11,404	$ 8,904
Total deferred tax assets	11,404	8,904

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	11,404	8,904
Less: Valuation allowance	(11,404)	(8,904)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2005.

Note 4 – Stockholders' equity

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

On February 16, 2005, the Company issued the sole officer of the Company 750,000 shares of its $.001 par value common stock for conversion of debt to equity in the amount of $750.

There have been no other issuances of common stock.