Form 10QSB
period 2006-06-30
VANITY ENTERPRISES INC
filed 2006-08-08
CIK 1109344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Copies of Communication to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, Ca 92101

(619) 595-4882

Fax (629) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006, was 9,654,370 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

ITEM 1.	FINANCIAL STATEMENTS

Vanity Enterprises, Inc.

(a development stage company)

Condensed Balance Sheet

June 30,
2006
Assets
Current assets:
Cash	$ -
Total current assets	-

$ -

Liabilities and Stockholders’ Equity
Current liabilities	$ -

Stockholders’ Equity
Preferred stock, $.001 par value 5,000,000 shares authorized zero issued and Outstanding	-

Common stock, $.001 par value, 20,000,000 shares authorized; 9,654,370 shares issued and outstanding as of June 30, 2006	9,654

Additional paid in capital	1,750

(Deficit) accumulated during development stage	(11,404)
-

$ -

See notes to condensed financial statements

Vanity Enterprises, Inc.

(a development stage company)

Condensed Statements of Operations

For the Three and Six Months Ending June 30, 2006 and 2005

And For the Period March 3, 2000 (Inception) to June 30, 2006

	Three Months Ended June 30,		Six Months Ended June 30,		March 3, 2000 (Inception) to June 30, 2006
	2006	2005	2006	2005

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General and Administrative	-	-	-	750	11,404
Total Expenses	-	-	-	750	11,404

Net (loss)	$ -	$ -	$ -	$ (750)	$ (11,404)

Weighted average number of common shares outstanding – basic and fully diluted	9,654,370	9,548,206	9,654,370	9,548,206

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See notes to condensed financial statements

Vanity Enterprises, Inc.

(a development stage company)

Condensed Statements of Cash Flows

For the Six Months Ending June 30, 2006 and 2005

And For the Period March 3, 2000 (Inception) to June 30, 2006

	Six Months Ended June 30,		March 3, 2000 (Inception) to June 30, 2006
	2006	2005
Cash flows from operating activities:
Net (loss)	$ -	$ (750)	$ (11,404)
Amortization	-	-	-
Stock issued for services	-	-	5,000
Conversion of debt to equity	-	1,000	4,654
Changes in assets and liabilities
Note payable – related party	-	(250)	-
Net cash (used) by operating activities	-	-	(1,750)

Cash flows from investing activities:
Organization costs	-	-	-
Donated capital	-	-	1,750
Net Cash (used) in Investing activities	-	-	1,750

Net (decrease) increase in cash	-	-	-
Cash -beginning	-	-	-
Cash - ending	$ -	$ -	$ -

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Number of shares issued for services	-	-	5,000,000
Number of shares issued to convert debt to equity	-	1,000,000	4,654,370

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses from March 3, 2000 (inception) through the period ended June 30, 2006 of $11,404. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

At the end of the period covered by this Quarterly Report on Form 10-QSB, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VANITY ENTERPRISES, INC.

By:/s/ Anthony N. DeMint

Anthony N. DeMint, President

Dated:	August 3, 2006